Form 10KSB
period 2000-12-31
VJG4 INC
filed 2001-04-16
CIK 1129722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-KSB

(Mark one)
[X}  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition Period from _______ to _______

                         Commission file number 0-32107

                                   VJG4, Inc.
                                   ----------
                 (Name of small business issuer in its charter)

               Washington                                 91-2057378
      ----------------------------                      ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


      1601 Fifth Avenue, Suite 2100
          Seattle, Washington                                98101
      ----------------------------                      ----------------
  (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (206) 447-7000


Securities registered under Section 12(b) of the Act:

           (Title of Class)               Name of exchange on whichregistered

                 None                                   None
----------------------------------          --------------------------------

Securities registered under Section 12(g) of the Act:

                        Common Stock, $0.0001 per share
                        --------------------------------
                                (Title of class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes  X    No
         ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:  $NIL

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2001, computed by reference to the closing price of that date, was $-0-, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2001, the registrant had 2,050,000 shares of Common Stock, par value $0.0001 per share, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]  No [X]

                                   VJG4, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2000

PART  I                                                                    PAGE
Item  1   Description  of  Business. . . . . . . . . . . . . . . . . . . . .  1
Item  2   Description  of  Property. . . . . . . . . . . . . . . . . . . . .  3
Item  3   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  3
Item  4   Submission of Matters to a Vote of Security  Holders . . . . . . .  3

PART  II
Item  5   Market for Common Equity and Related Stockholder Matters . . . . .  3
Item  6   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  4
Item  7   Financial  Statements. . . . . . . . . . . . . . . . . . . . . . .  7
Item  8   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  8

PART  III
Item  9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance  With Section 16(a) of the Exchange Act . . . . . . . .  8
Item  10  Executive  Compensation. . . . . . . . . . . . . . . . . . . . . .  9
Item  11  Security Ownership of Certain Beneficial Owners and Management . .  9
Item  12  Certain  Relationships  and  Related  Transactions . . . . . . . .  9
Item  13  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . 10

SIGNATURES

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

GENERAL

     VJG4, Inc. (the "Company") was incorporated under the laws of the State of Washington on May 3, 1999 and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational, directed at raising its initial capital and developing its business plan. The Company has not commenced operations. The Company has no full time employees and owns no real estate.

BUSINESS  PURPOSE

     The business plan of the Company is to merge with or acquire a business entity in exchange for the Company's securities. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

     The Company will seek a foreign or domestic private company interested in becoming, through a business combination with the Company, a reporting ("public") company whose securities are qualified for trading in the United States secondary market. By entering in to a business combination with the Company, the target company can acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. As a result, the target company may reap some of the perceived benefits of being a reporting company with a class of publicly-traded securities, including:

     - the ability to use registered securities to make acquisitions of assets or businesses;

     -    increased  visibility  in  the  financial  community;

     -    the  facilitation  of  borrowing  from  financial  institutions;

     -    improved  trading  efficiency;

     -    shareholder  liquidity;

     -    greater  ease  in  subsequently  raising  capital;

     -    compensation  of  key  employees  through  stock  options;

     -    enhanced  corporate  image;

     -    a  presence  in  the  United  States  capital  market.

POTENTIAL  TARGET  COMPANIES

     A business entity, if any, which may be interested in a business combination with the Company may include the following:

     - a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     - a company which is unable to find an underwriter of securities or is unable to find an underwriter securities on terms acceptable to it;

     - a company which wishes to become public with less of its common stock than would occur upon an underwriting;

     - a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;

     - a foreign company which may wish an initial entry into the United States securities market;

     - a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan;

     - a company seeking one or more of the other perceived benefits of becoming a public company.

     A business combination with a target company will likely involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

BLANK  CHECK  COMPANY

     The proposed business activities described herein classify the Company as a blank check company. The Company meets the definition of a "blank check" company under the Securities Act of 1933, which defines blank check company as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities. A "penny stock" security is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

     The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company must comply with the Securities and Exchange Act rules in order to raise capital through a public offering. The gross proceeds from an offering, less certain underwriting and other expenses, must be deposited into an escrow or trust account. The securities issued in connection with the offering must also be deposited in escrow, and may not be transferred. Once an agreement has been reached with a merger candidate, the investors must decide whether to remain an investor in the offering. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the sole shareholder of the Company has executed and delivered a "lock-up" letter agreement affirming that he will not sell or otherwise transfer his shares of the Company's common stock except in connection with or following completion of a merger or acquisition resulting in the Company no longer being classified as a blank check company. The sole shareholder has deposited his stock certificates with the Company's legal counsel, who will not release the certificates except in connection with or following the completion of a merger or acquisition. The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934.

     There are no plans, arrangements, or understandings pending for the Company to acquire or to be acquired by any entity. The Company has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

ADMINISTRATIVE  OFFICES

     The Company currently maintains limited office space, occupied by its sole officer, Chapin Wilson, for which it pays no rent. Its address is 1601 Fifth Avenue, Suite 2100, Seattle, WA 98101 USA, and its phone number is (206) 447-7000.

EMPLOYEES

     The Company has no full time employees. The Company's president, Mr. Wilson, has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "Item 6, Management's Discussion and Analysis or Plan of Operations,
Outlook: Issues and Uncertainties - Conflicts of Interest" and "Item 9, Directors, Executive Officers, Promoters And Control Persons."


ITEM  2.  DESCRIPTION  OF  PROPERTY
------------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains limited office space, occupied by its sole officer and director, Chapin Wilson, for which it pays no rent. Its address is 1601 Fifth Avenue, Suite 2100, Seattle, WA 98101 USA and its phone number is (206) 447-7000.


ITEM  3.  LEGAL  PROCEEDINGS
-----------------------------

     The Company is not a party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the Officers and Directors know of no legal proceedings against the Company or its property contemplated by any governmental authority.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
----------------------------------------------------------------------

     None.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

MARKET  PRICE.

     There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in VJG4's common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price.

     The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board. The Company may be unable to find a market maker willing to sponsor the Company. If the Company does qualify for the OTC Bulletin Board, shareholders may still find it difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities trading in the OTC market.

     The Company's securities will also be subject to Securities and Exchange Commission's "penny stock" rules. The penny stock rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

HOLDERS

     As of March 31, 2001, there were 2,050,000 shares of common stock outstanding, held by two shareholders of record.

DIVIDENDS

     To date the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon the Company's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the period covered by this report on Form 10-KSB, the Company has sold its Common Stock to the persons listed in the table below in transactions summarized as follows:

------------------------------------------------------------------------------
SHAREHOLDER                DATE   NUMBER OF SHARES  CONSIDERATION    EXEMPTION
------------------------------------------------------------------------------
Chapin  Wilson           6/29/00         1,025,000              1            2
James  L.  Vandeberg     6/29/00         1,025,000              1            2
------------------------------------------------------------------------------

1 Consideration consisted of pre-incorporation consulting services rendered to the Registrant related to investigating and developing the Registrant's proposed business plan and capital structure and completing the organization and incorporation of the Registrant.

2 Sale made in reliance upon exemption from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933 due to the shareholders being VJG4's founders and serving as its initial management, and the limited number of investors (two).


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB. This Form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB.

OVERVIEW

     The Company's business plan is to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company.

     Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will likely pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments would be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 7, Financial Statements." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company will not restrict its search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, no capital with which to provide cash or other assets to the owners of business entities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the sole officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

     A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholder of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

     With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

RESULTS  OF  OPERATIONS

     During the period from May 3, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than organizational activities. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of the business.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of December 31, 2000 reflects current assets of $547.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

     The Company will need additional capital to carry out its business plan to engage in a business combination. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


ITEM  7.  FINANCIAL  STATEMENTS
--------------------------------

The Company's financial statements set forth below may be found on the financial pages (F-1 to F-6) that follow the signature page of this report on Form 10-KSB.

VJG4,  Inc.
(A Development Stage Company)


                               Table of Contents

Independent  Auditors'  Report                                           F-1

Balance  Sheets                                                          F-2

Statements  of  Operations                                               F-3

Statements  of  Cash  Flows                                              F-4

Statement  of  Stockholders'  Equity                                     F-5

Notes  to  the  Financial  Statements                                    F-6


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

     The following table sets forth the name, age and position of each Director and Executive Officer of the Company:

------------------------  --------  --------------------------------------------
     NAME                   AGE     POSITION
------------------------  --------  --------------------------------------------
Chapin  Wilson               39     President,  Secretary,  Treasurer,  Director
------------------------  --------  --------------------------------------------

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     The director named above will serve until his successors are elected and qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. No employment agreements currently exist or are contemplated. There is no arrangement or understanding between the director and officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The director and officer of the Company will devote his time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which he will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

     Mr. Wilson has been President of VJG4 since June 29, 2000 and a director of VJG4 since May 3, 1999. Mr. Wilson is an attorney practicing corporate and securities law with the law firm of Ogden Murphy Wallace in Seattle, Washington, where he has worked since March 2000. From 1999 to 2000, he was an attorney with the law firm Vandeberg Johnson & Gandara in Seattle, Washington. From 1992 to 1998, he was an attorney with the law firm Preston Gates & Ellis in Seattle,

Washington. Mr. Wilson is a 1991 graduate of the University of Virginia Law School, where he was an executive editor of the Virginia Law Review and attained the academic distinction Order of the Coif. From 1983 to 1988, Mr. Wilson served as a financial statement auditor with Ernst & Whinney, a predecessor to Ernst & Young.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     The Company was not a reporting company under the Securities Exchange Act of 1934 during the period covered by this report on Form 10-KSB. Accordingly, no director, officer or beneficial owner of more than ten percent of the Company's equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 failed to file a report required by section 16(a) of the Securities Exchange Act of 1934.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company.

     The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

     The following table sets forth, as of March 31, 2001, the Company's outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                                      PERCENTAGE
                                                                       OF SHARES
                 NAME                                  SHARES OWNED      OWNED
-----------------------------------------------------  ------------  -----------
Chapin Wilson, President                                1,025,000          50%
1601 Fifth Avenue, Suite 2100,
Seattle, WA 98101
-----------------------------------------------------  ------------  -----------
James L. Vandeberg                                      1,025,000          50%
1601 Fifth Avenue, Suite 2100
Seattle, WA 98101
-----------------------------------------------------  ------------  -----------
ALL EXECUTIVE  OFFICERS & DIRECTORS AS A                1,025,000          50%
GROUP (1 Individual)
-----------------------------------------------------  ------------  -----------


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     No director, executive officer or nominee therefor of the Company, and no owner of five percent or more of the Company's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

Exhibit
Number       Name
------       ----

3.1*         Articles  of  Incorporation

3.2*         Bylaws

4.1*         Specimen  Share  Certificate  for  Common  Stock

4.2*         Lock  Up  Agreement

* Incorporated by reference to the Company's Form 10-SB filed with the Commission on December 8, 2000.

REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VJG4,  INC.


/s/  Chapin  Wilson          April  12,  2001
----------------------       ------------------
Chapin  Wilson               Date
President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Chapin  Wilson          April  12,  2001
----------------------       ------------------
Chapin  Wilson               Date
President, Secretary,
Treasurer, and Director

VJG4,  Inc.
(A Development Stage Company)


                          Index to Financial Statements

Independent  Auditors'  Report                                     F-1

Balance  Sheets                                                    F-2

Statements  of  Operations                                         F-3

Statements  of  Cash  Flows                                        F-4

Statement  of  Stockholders'  Equity                               F-5

Notes  to  the  Financial  Statements                              F-6

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
VJG4, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of VJG4, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the period from May 3, 1999 (Date of Inception) to December 31, 2000 and the period from May 3, 1999 (Date of Inception) to December 31, 1999 and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of VJG4, Inc. (A Development Stage Company), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from May 3, 1999 (Date of Inception) to December 31, 2000 and the period from May 3, 1999 (Date of Inception) to December 31, 1999 and the year ended December 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  MANNING  ELLIOTT


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
March  30,  2001

VJG4, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   December 31,   December 31,
                                                                       2000           1999
                                                                       $                $
                                   Assets
Cash in trust                                                               547              -
                                                                  ==============  =============

                    Liabilities and Stockholders' Equity

Current Liabilities
  Accrued liabilities                                                     1,047            205
  Shareholders' loans (Note 3)                                            4,000              -
                                                                  --------------  -------------
                                                                          5,047            205
                                                                  --------------  -------------

Stockholders' Equity (Deficit)
Common Stock, 100,000,000 shares authorized with
  a par value of $0.0001; 2,050,000 and nil shares
  issued and outstanding respectively                                       205              -
Preferred Stock, 20,000,000 shares authorized with a par value
  of $0.0001; none issued                                                     -              -
Deficit Accumulated During the Development Stage                         (4,705)          (205)
                                                                  --------------  -------------
                                                                         (4,500)          (205)
                                                                  --------------  -------------
                                                                            547              -
                                                                  ==============  =============

VJG4,  Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                       Accumulated  from
                                         May 3, 1999                                  From May 3, 1999
                                      (Date of Inception)       Year ended          (Date of Inception)
                                      to December 31, 2000    December 31, 2000    to December 31, 1999
                                               $                      $                     $
Revenues                                                 -                    -                       -
                                     ----------------------  -------------------  ----------------------
Expenses
  Audit, legal and printing                           4500                4,500                       -
  Organization costs                                   205                    -                     205
                                     ----------------------  -------------------  ----------------------
Net Loss for the Period                             (4,705)              (4,500)                   (205)
                                     ======================  ===================  ======================

Net Loss Per Share                                                       (0.006)                 (0.000)
                                                             ===================  ======================

Weighted Average Shares Outstanding                                     683,000                       1
                                                             ===================  ======================

VJG4,  Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                              Accumulated  from
                                                 May 3, 1999                                From May 3, 1999
                                             (Date of Inception)        Year ended        (Date of Inception)
                                             to December 31, 2000    December 31, 2000    to December 31, 1999
                                                      $                      $                     $
Cash Flows to Operating Activities
  Net loss for the period                                  (4,705)              (4,500)                   (205)
  Less non-cash working capital item
    Accrued liabilities                                     1,252                1,047                     205
                                            ----------------------  -------------------  ----------------------
Net Cash Used by Operating Activities                      (3,453)              (3,453)                      -
                                            ----------------------  -------------------  ----------------------
Cash Flows from Financing Activities
  Shareholders' loans                                       4,000                4,000                       -
                                            ----------------------  -------------------  ----------------------
Net Cash Provided by Financing Activities                   4,000                4,000                       -
                                            ----------------------  -------------------  ----------------------
Increase in cash                                              547                  547                       -
Cash - beginning of period                                      -                    -                       -
                                            ----------------------  -------------------  ----------------------
Cash - end of period                                          547                  547                       -
                                            ======================  ===================  ======================
Non-Cash Financing Activities
A total of 2,050,000 shares were
  issued at a fair market value of
  $0.0001 per share for the payment
  of organization expenses (Note 3)                           205                  205                       -
                                            ======================  ===================  ======================

Supplemental Disclosures
Interest paid                                                   -                    -                       -
  Income tax paid                                               -                    -                       -

VJG4,  Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From May 3, 1999 (Date of Inception) to December 31, 2000
(expressed in U.S. dollars)


                                                                       Deficit
                                                                      Accumulated
                                                                      During the
                                                     Common Stock     Development
                                                    Shares    Amount    Stage
                                                       #         $        $
Balance - May 3, 1999 (Date of Inception)                  -        -        -
  Net loss for the period                                  -        -     (205)
                                                   ---------  -------  --------
Balance - December 31, 1999                                -        -     (205)
  Stock issued for $205 of organization expenses   2,050,000      205        -
  Net loss for the year                                    -        -   (4,500)
                                                   ---------  -------  --------
Balance - December 31, 2000                        2,050,000      205   (4,705)
                                                   =========  =======  ========

VJG4,  Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed  in  U.S.  dollars)


1.   Development  Stage  Company

     VJG4, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on May 3, 1999.

     The Company's business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that VJG4, Inc. will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

     A Form 10-SB Registration Statement was filed with the Securities Exchange Commission on December 8, 2000.



2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December  31.

     (b)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

3.   Related  Party  Transactions

     Organization expenses of $205 were paid by two directors for consideration of 2,050,000 shares.

     Advances from shareholders in the amount of $4,000 were made to a trust account to cover professional fees and printing costs in connection with the Form 10-SB Registration with the Securities Exchange Commission. These advances are non-interest bearing, unsecured and have no fixed terms of repayment.

                                  EXHIBIT INDEX

Exhibit
Number       Name
------       ----

3.1*         Articles  of  Incorporation

3.2*         Bylaws

4.1*         Specimen  Share  Certificate  for  Common  Stock

4.2*         Lock  Up  Agreement

* Incorporated by reference to the Company's Form 10-SB filed with the Commission on December 8, 2000.