Form 10QSB
period 2001-03-31
VJG4 INC
filed 2001-05-15
CIK 1129722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-QSB
(Mark  one)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition Period from _______ to _______

                         Commission file number 0-32107

                                      VJG4, Inc.
                          -------------------------------
                 (Name of small business issuer in its charter)

                 Washington                              91-2057378
       -------------------------------               --------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

        1601 Fifth Avenue, Suite 2100
             Seattle, Washington                            98101
   ----------------------------------------              ----------
   (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (206) 447-7000

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes     X       No
            ---          ---

On May 14, 2001, the registrant had 2,050,000 shares of Common Stock, par value $0.0001 per share, outstanding.


  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes [ ]  No [X]

                                   VJG4, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART  I                                                                   PAGE
Item  1     Financial  Statements . . . . . . . . . . . . . . . . . . .   1
Item  2     Management's  Discussion  and  Analysis  of  Financial
            Condition and Results  of  Operations . . . . . . . . . . .   7

PART  II
Item  6     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . .   9

PART  I

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

VJG4,  Inc.
(A  Development  Stage  Company)


                                    Table of Contents

Balance  Sheets                                                                2

Statements  of  Operations                                                     3

Statements  of  Cash  Flows                                                    4

Notes  to  the  Financial  Statements                                          5

VJG4,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                      March 31,   December 31,
                                                                        2001          2000
                                                                         $              $
                                                                    (unaudited)    (audited)
Asset

Cash in trust                                                                 -            547
===============================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

Accrued liabilities                                                         313          1,047
Shareholders' loans (Note 3)                                              4,522          4,000
-----------------------------------------------------------------------------------------------
                                                                          4,835          5,047
-----------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of
0.0001; 2,500,000 shares issued and outstanding                            205            205

Preferred Stock, 20,000,000 shares authorized with a par value of
0.0001; none issued                                                          -              -

Deficit Accumulated During the Development Stage                         (5,040)        (4,705)
-----------------------------------------------------------------------------------------------
                                                                         (4,835)        (4,500)
-----------------------------------------------------------------------------------------------
                                                                              -            547
===============================================================================================



VJG4,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                           Accumulated from
                                             May 3, 1999                 Three months ended
                                         (Date of Inception)                 March 31,
                                           to March 31, 2001           2001               2000
                                                   $                    $                  $
                                              (unaudited)          (unaudited)        (unaudited)
Revenue                                                  -                -                    -
-------------------------------------------------------------------------------------------------


Expenses

Audit, legal and printing                            4,835                 335                 -
Organization costs                                     205                   -                 -
-------------------------------------------------------------------------------------------------
Net Loss for the Period                             (5,040)               (335)                -
=================================================================================================

Net Loss Per Share                                                     (0.0001)                -
=================================================================================================

Weighted Average Shares Outstanding                                  2,050,000                 -
=================================================================================================

VJG4,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                 Three months ended
                                                      March 31,
                                                 2001           2000
                                                  $               $
                                             (unaudited)     (unaudited)
Cash Flows to Operating Activities

Net loss for the period                             (335)               -

Less non-cash working capital item

Accrued liabilities                                 (734)               -
-------------------------------------------------------------------------
Net Cash Used by Operating Activities             (1,069)               -
-------------------------------------------------------------------------
Cash Flows from Financing Activities

Shareholders' loans                                  522                -
-------------------------------------------------------------------------
Net Cash Provided by Financing Activities            522                -
-------------------------------------------------------------------------
Increase (decrease) in cash                         (547)               -

Cash - beginning of period                           547                -
-------------------------------------------------------------------------
Cash - end of period                                   -                -
=========================================================================

Non-Cash Financing Activities                          -                -
=========================================================================

Supplemental Disclosures

Interest paid                                          -                -
Income tax paid                                        -                -

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

     (d)     Interim  Financial  Statements

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown.

     The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


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

     Professional fees of $522 were paid by the directors on behalf of the Company during the quarter.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2000. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in our Form 10-KSB.

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

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 1, Financial Statements." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

RESULTS  OF  OPERATIONS

     During the period from May 3, 1999 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, if any, and may continue to operate at a loss thereafter, depending upon the performance of the business.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of March 31, 2001 reflects current assets of $-0-.

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

PART  II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

EXHIBITS

Exhibit
Number              Name
------              ----

3.1*                Articles  of  Incorporation

3.2*                Bylaws

4.1*                Specimen  Share  Certificate  for  Common  Stock

4.2*                Lock  Up  Agreement

* Incorporated by reference to the Company's Form 10-SB filed with the Commission on December 8, 2000.

REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VJG4,  INC.



  /s/  Chapin  Wilson       May  14,  2001
----------------------      ------------------
Chapin  Wilson              Date
President

                                  EXHIBIT INDEX

Exhibit
Number       Name
------       ----

3.1*         Articles  of  Incorporation

3.2*         Bylaws

4.1*         Specimen  Share  Certificate  for  Common  Stock

4.2*         Lock  Up  Agreement

* Incorporated by reference to the Company's Form 10-SB filed with the Commission on December 8, 2000.