Form 10QSB
period 2001-06-30
VJG4 INC
filed 2001-08-09
CIK 1129722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from   n/a    to   n/a

000-32107
Commission file number

                                   VJG4, Inc.
         Exact name of small business issuer as specified in its charter

          Washington                                        #91-2057378
State or other jurisdiction of organization   I.R.S. Employer Identification No.

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                     Address of principal executive offices

                                 (604) 681-7806
                            Issuer's telephone number

           1601 Fifth Avenue, Suite 2100, Seattle, Washington    98101
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      (1)  Yes  (x )     No  (  )               (2)  Yes  (x )     No  (  )

   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    July 17, 2001  -  2,050,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE
A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional Small business Issuer Format          Yes  (x )          No  (  )

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
--------------------------------------------------------------------------------

VJG4, Inc.
A Development Stage Company

Financial Statements
Three Months Ended June 30, 2001
U.S. Dollars
Unaudited

Prepared by Management

Balance Sheets at June 30, 2001 and at December 31, 2000

Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000

Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2001

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

Notes to Financial Statements

VJG4, Inc.
A Development Stage Company
Balance Sheets
Unaudited
U.S. Dollars

                                                       June 30     December 31
                                                         2001         2000
                                                         ----         ----

ASSETS
Licenses                                           $       -       $       -
                                                   ------------    ------------
Total Assets                                       $       -       $       -
                                                   ------------    ------------


LIABILITIES
Current
   Accounts payable and accrued liabilities        $      7,813    $       -
                                                   ------------    ------------

Shareholder loans                                         4,522           4,500
                                                   ------------    ------------

Total Liabilities                                        12,335           4,500
                                                   ------------    ------------


STOCKHOLDERS' EQUITY
Common Stock
     Authorized
        100,000,000 shares of common stock with
         a par value of $0.0001 each
         20,000,000 shares of preferred stock with
         a par value of $0.0001 each
     Issued and outstanding
          2,050,000 shares of common stock                  205             205
Other Comprehensive Income                                 -               -
Deficit                                                 (12,540)         (4,705)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit)                    (12,335)         (4,500)
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $       -       $       -
                                                   ------------    ------------


See accompanying notes

VJG4, Inc.
A Development Stage Company
Statements of Operations
Three and Six Months Ended June 30
Unaudited
U.S. Dollars

                                                       Three Months      Three Months        Six Months        Six Months
                                                          2001               2000               2001             2000
                                                          ----               ----               ----             ----
Revenue                                             $      -          $      -           $      -         $      -
                                                    -----------       -----------        -----------      -----------

Expenses

     Professional fees                                     -                 -                  -                -
     Value of Director's uncompensated services            -                 -                  -                -
     Rent, office and administration                      7,500              -                 7,835             -
     License fee                                           -                 -                  -                -
     Travel and business development                       -                 -                  -                -
     Telephone                                             -                 -                  -                -
                                                    -----------       -----------        -----------      -----------

                                                          7,500              -                 7,835             -
                                                    -----------       -----------        -----------      -----------

Net income (loss) for period                        $    (7,500)      $      -           $    (7,835)     $      -
                                                    -----------       -----------        -----------      -----------

Net income (loss) per share                         $    (0.004)      $      0.00        $    (0.004)     $      0.00

Weighted average number of shares outstanding         2,050,000         2,050,000          2,050,000        2,050,000

See accompanying notes

VJG4, Inc.
A Development Stage Company
Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars

                                                                                Other
                                                             Additional         Compre-      Accumu-        Total
                                                             Paid in            hensive      lated          Stockholder
                                   Shares      Amount        Capital            Income       Deficit        Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------
Balance
Date of inception
May 03, 1999                          -        $      -      $      -         $      -      $      -      $      -

Issuance of common
stock for organizational
expense                          2,050,000             205          -                -             -              205

Net loss for the period               -               -             -                -             -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance-December 31
1999                             2,050,000             205          -                -             -              205

Net loss for the year                 -               -             -                -           (4,705)       (4,705)
-----------------------------------------------------------------------------------------------------------------------------

Balance-December 31
2000                             2,050,000             205          -                -           (4,705)       (4,500)

Value of
uncompensated
services                              -               -             -                -             -             -

Net loss for the period               -               -             -                -           (7,835)       (7,835)
-----------------------------------------------------------------------------------------------------------------------------

Balance-June 30
2001                             2,050,000     $       205  $      -          $      -      $   (12,540) $    (12,335)
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes

VJG4, Inc.
A Development Stage Company
Statements of Cash Flows
Six Months Ended June 30
Unaudited
U.S. Dollars

                                                              June 30
                                                         2001         2000
                                                         ----         ----
Operating Activities
   Net income (loss)                               $     (7,835)   $       -
   Adjustments to reconcile net income (loss)
    to net cash used by operating activities               -               -
   Changes in operating assets and liabilities            7,835            -
                                                   ------------    ------------

Net cash provided by (used by) operating activities        -               -
                                                   ------------    ------------

Investing Activities                                       -               -
                                                   ------------    ------------

Financing Activities                                       -               -
                                                   ------------    ------------

Effect of foreign currency translation on cash             -               -
                                                   ------------    ------------

Inflow (outflow) of cash                                   -               -

Cash, beginning of period                                  -               -
                                                   ------------    ------------

Cash, end of period                                $       -       $       -
                                                   ------------    ------------



Supplemental information
   Interest paid                                          $0            $0
     Shares issued for services                           $0            $0
     Corporate income taxes paid                          $0            $0

See accompanying notes

VJG4, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2001
Unaudited
U.S. Dollars

1.     ORGANIZATION AND BASIS OF PRESENTATION
The Company was incorporated May 03, 1999 in the State of Washington and has had no operations other than organizational and administrative activities.

2.     DEVELOPMENT STAGE COMPANY
The Company's business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company's ability to continue as a going concern.


3.           BASIS OF ACCOUNTING PRESENTATION
These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2001 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

4.           COMMON STOCK
During the six months ended June 30, 2001, there were no shares of common stock issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended June 30, 2001 and June 30, 2000 prepared by management and the audited financial statements for the twelve months ended December 31, 2000 as presented in the Form 10SB.

Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company's Services
The Company's operations currently consist of activities in investigating business opportunities. No planned principal activities have yet begun.
The Company operates an office and is actively seeking further opportunities, either by starting up a business, acquiring an existing business, by merging with a business or through some other method.

Subsequent Events
There were no reportable subsequent events.

Results of Operations
Comparison of the six months ended June 30, 2001 with the six months ended June 30, 2000.

No revenue was recorded for the six month period ended June 30, 2001 and no revenue was recorded during the same period of the prior year.

Net (loss) for the six month period ended June 30, 2001 was $(7,835) compared to a loss of $(0) in the six months ended June 30, 2000. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going search for business opportunity.
To date, the company has generated no revenues.

Comparison of Financial Position at June 30, 2001 with June 30, 2000
The Company's working capital position remained deteriorated at June 30, 2001 with current liabilities of $12,335 in excess of current assets of $0. At December 31, 2000 the Company had a working capital deficit of $4,500.

Liquidity and Capital Resources
The Company may not be successful in its efforts to raise equity financing and/ or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted          Date               Exercise Price          Expiry Date
---------------          ----               --------------          -----------
None

Common Stock Issued      Date               Consideration
-------------------      ----               -------------
None

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing.

Item 6. Exhibits and Reports on form 8-K.

No change since previous filing.
Documents incorporated by reference: Form 10 SB

SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2001                     VJG4, Inc.
                                   (Registrant)

                                   By: /s/ Chapin Wilson
                                       Chapin Wilson
                                       President and Director